Form 10-K
period 1998-12-31
MORGAN STANLEY CAP I INC COMM MORT PASS THR CER SER 1998 XL1
filed 1999-04-15
CIK 1060501

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------
                                    FORM 10-K

(Mark One)    |X| Annual Report pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934
                     for fiscal year ended December 31, 1998

                                       or

              |_| Transition Report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act 1934
            for the transaction period from __________to ___________

                      Commission File Number: 333-45467-01
                                              ------------

                          MORGAN STANLEY CAPITAL I INC.
                       (IN RESPECT OF COMMERCIAL MORTGAGE
                   PASS-THROUGH CERTIFICATES, SERIES 1998-XL1)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                       13-3291626
------------------------------------------                ---------------------
      (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                      Identification No.)

              1585 Broadway
              New York, NY                                        10036
------------------------------------------                ---------------------
(Address of Principal Executive Offices)                         Zip Code

                                 (212) 761-4000
               --------------------------------------------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  |_|      No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

                                 Not Applicable.

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1998.

                                 Not Applicable.

Number of shares of common stock outstanding as of December 31, 1998.

                                 Not Applicable.

Registrant has not been involved in bankruptcy proceedings during the proceeding five years, and is not reporting as a corporate issuer.

The following documents are incorporated by reference into this Form 10-K.

                                      None.

                    MORGAN STANLEY CAPITAL I INC. COMMERCIAL
               MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1998-XL1
               ---------------------------------------------------
                                    FORM 10-K

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I.

           Item 1.        Business.......................................................................  4
           Item 2.        Properties...................................................................... 4
           Item 3.        Legal Proceedings..............................................................  4
           Item 4.        Submission of Matters to a Vote of Security Holders............................  4

PART II.

           Item 5.        Market for Registrant's Common Equity and Related
                            Stockholder Matters..........................................................  5
           Item 6.        Selected Financial Data........................................................  5
           Item 7.        Management's Discussion and Analysis of Financial
                            Condition and Results of Operations..........................................  5
           Item 8.        Financial Statements and Supplementary Data....................................  5
           Item 9.        Changes In and Disagreements With Accountants on
                            Accounting and Financial Disclosure..........................................  5

PART III.

           Item 10.       Directors and Executive Officers of the Registrant............................   5
           Item 11.       Executive Compensation........................................................   5
           Item 12.       Security Ownership of Certain Beneficial Owners and Management................   5
           Item 13.       Certain Relationships and Related Transactions................................   5

PART IV.

           Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...............   5

           Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 of Registrants
             Which Have Not Registered Securities Pursuant to Section 12 of such Act.....................  6

SIGNATURES...............................................................................................  7

INDEX OF EXHIBITS........................................................................................  8

                                     PART I

Item 1. Business

This Annual Report on Form 10-K relates to the Trust Fund formed and the Commercial Mortgage Pass- Through Certificates, Series 1998-XL1 (the "Certificates") issued pursuant to a Pooling and Servicing Agreement dated as of June 1, 1998 (the "Pooling Agreement"), by and among Morgan Stanley Capital I Inc. as depositor (the "Registrant"), Midland Loan Services, Inc., as master servicer (the "Master Servicer"), Clarion Partners, LLC, as special servicer (the "Special Servicer"), and State Street Bank and Trust Company, as trustee (in such capacity, the "Trustee"). Capitalized terms used herein and not defined have the same meanings ascribed to such terms in the Pooling Agreement.

This Annual Report is being filed by the Trustee, in its capacity as such under the Pooling Agreement, on behalf of Registrant. The information contained herein has been supplied to the Trustee by third parties without independent review or investigation by the Trustee. Pursuant to the Pooling Agreement, the Trustee is not responsible for the accuracy or completeness of such information.

The information called for by this item is "not applicable" to the Trust Fund. As used in this Annual Report filed on Form 10-K, "not applicable" or "Not Applicable" means that the response to the referenced item is omitted in reliance on the procedures outlined in numerous no-action letters issued by the Commission's Staff with respect to substantially similar certificates.

Item 2. Properties

Information regarding the mortgaged properties securing the Mortgage Loans has been set forth in the Prospectus Supplement relating to the Certificates. The Trust Fund created under the Pooling Agreement has or will acquire title to real estate only upon default of the related borrowers under the Mortgage Loans held by the Trust Fund.

The Annual Statement as to Compliance of Midland Loan Services, Inc., as Master Servicer required to be delivered under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(i). The Annual Independent Public Accountant's Servicing Report of Ernst & Young LLP with respect to certain matters affecting the Master Servicer as set forth therein is annexed hereto as Exhibit 14(a)(1)(ii). The Annual Statement as to Compliance of Clarion Partners, LLC, as the Special Servicer, is annexed hereto as Exhibit 14(a)(1)(iii). The Annual Independent Public Accountant's Servicing Report of Ernst & Young LLP with respect to certain matters affecting Clarion Partners, LLC is annexed hereto as Exhibit 14(a)(1)(iv).

The Registrant has been informed that, as of the end of the Reporting Year, the Trust Fund did not acquire any mortgage property in connection with the foreclosure of a defaulted Mortgage Asset or otherwise and that there were no Specially Serviced Mortgage Loans.

Item 3. Legal Proceedings

The Registrant knows of no material pending legal proceedings involving either of (i) the Trust Fund or (ii) with respect to the Certificates or the Trust Fund, the Registrant, the Master Servicer, the Special Servicer, or the Trustee with respect to the Trust Fund other than ordinary routine litigation, if any, incidental to the Trustee's, the Master Servicer's, the Special Servicer's, or the Registrant's duties under the Pooling Agreement and not material when taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote or consent of the holders of the Certificates during the period covered by this report.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Presently, there is no established trading market for the Certificates known to the Registrant. As of December 31, 1998, there is an aggregate of two (2) holders of all Classes of the Certificates.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Not Applicable.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Registrant knows of no changes or disagreements with accountants on accounting and financial disclosure with respect to the Trust Fund or the Certificates.

Item 10. Directors and Executive Officers of the Registrant

Not Applicable.

Item 11. Executive Compensation

Not Applicable.

                                    PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item with respect to the security ownership of certain owners of the Certificates is annexed hereto as Exhibit 99.1.

Item 13. Certain Relationships and Related Transactions

Not Applicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

             (a)(1) Financial Statements

             (i) The Master's Servicer's Annual Statement as to Compliance of Midland Loan Services, Inc. for the period ended December 31, 1998 required to be delivered by the Pooling Agreement on or before April 15, 1999 is annexed hereto as Exhibit 14(a)(1)(i).

             (ii) The Independent Accountant's Report of Ernst & Young LLP, an independent public accountant, with respect to master servicing by Midland Loan Services, Inc. is annexed hereto as Exhibit 14(a)(1)(ii).

             (iii) The Special Servicer's Statement as to Compliance for the period ended December 31, 1998 required to be delivered to the Trustee by Clarion Partners, LLC is annexed hereto as Exhibit 14(a)(1)(iii).

             (iv) The Independent Accountant's Report of Ernst & Young LLP, an independent public accountant, with respect to special servicing by Clarion Partners LLC is annexed hereto as Exhibit 14(a)(1)(iv).

             (v) The Summary Status Report of the Master Servicer required by the Pooling Agreement to be delivered by the Master Servicer to the Trustee is annexed hereto as Exhibit 99.2.

             (a)(2) Financial Statement Schedules

             Not Applicable.

             (a)(3) Exhibits

             Unless otherwise indicated, the following exhibits required by Item 601 of Regulation S-K and previously furnished to the Commission as exhibits to a Report on Form 8-K, are incorporated into this Form 10-K by reference:

                     4. Pooling Agreement dated as of June 1, 1998, by and among Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, Inc., as Master Servicer, Clarion Partners, LLC, as Special Servicer, and State Street Bank and Trust Company, as Trustee.

                     99.1*     Security Ownership of certain Beneficial Owners.

             (b) The following Reports on Form 8-K were filed with the Commission by or on behalf of the Registrant with respect to the Certificates during the last quarter of the period covered by this report:

                     Report on Form 8-K dated October 20, 1998, reporting items 5 and 7.

                     Report on Form 8-K dated November 19, 1998, reporting items 5 and 7.

                     Report on Form 8-K dated December 9, 1998, reporting items 5 and 7.

------------------
*  Filed herewith

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 OF REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF SUCH ACT.

The Registrant has not sent an annual report or proxy material to the holders of its Certificates. The Registrant will not be sending an annual report or proxy materials to the holders of its Certificates subsequent to the filing of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MORGAN STANLEY CAPITAL I INC.
                            (IN RESPECT OF ITS COMMERCIAL MORTGAGE
                            PASS-THROUGH CERTIFICATES, SERIES 1998-XL1)

Dated:  April 15, 1999      By: State Street Bank and Trust Company,
                                  solely in its capacity as Trustee of the
                                  Trust Fund for the Registrant's Mortgage Pass-Through Certificates, Series 1998-XL1 and not individually


                            By:  /s/ Julie Kirby
                                ------------------------------------------------
                                 Julie Kirby, Assistant Vice President

                                INDEX OF EXHIBITS

                                   DESCRIPTION

Exhibit No.*

14(a)(1)(i)      Statement as to Compliance by Midland Loan Services, Inc. as
                 Master Servicer

14(a)(1)(ii)     Independent Accountant's Report of Ernst & Young LLP,
                 independent public accountants, with respect to master servicing by Midland Loan Services, Inc.

14(a)(1)(iii)    Statement as to Compliance by Clarion Partners, LLC

14(a)(1)(iv)     Independent Accountant's Report of Ernst & Young LLP,
                 independent public accountants, with respect to servicing by Clarion Partners,LLC

99.1 Security Ownership of Certain Owners (with original principal balances)

99.2 Summary Status Report of the Master Servicer setting forth certain information with respect to the Borrowers and Mortgaged Properties

*Item 601(a) of Regulation S-K Exhibit No.